Form 10-K
period 1998-12-31
CIT RV TRUST 1998-A
filed 1999-03-31
CIK 1063268

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                         ---------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1998

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to __________

                        Commission file number: 000-24495

                               CIT RV TRUST 1998-A
             (Exact name of registrant as specified in its charter)

              Delaware                                   36-4232666
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

    c/o The CIT Group Securitization Corporation II
    650 CIT Drive
    Livingston, New Jersey                                        07039
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (973) 740-5000

Securities registered pursuant to Section 12(b) of the Act:

                                     None
                               (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    PART I

Item 1.           Business.
------            --------

      On June 15, 1998 The CIT Group Securitization Corporation II (the "Company") sold $111,000,000 aggregate principal amount of Class A-1 5.83% Asset Backed Notes; $94,000,000 aggregate principal amount of Class A-2 5.92% Asset
Backed Notes;  $54,000,000  aggregate  principal amount of Class A-3 5.99% Asset
Backed Notes;  $80,000,000  aggregate  principal amount of Class A-4 6.09% Asset
Backed Notes; $37,000,000 aggregate principal amount of Class A-5 6.12% Asset Backed Notes; $18,000,000 aggregate principal amount of Class B 6.29% Asset Backed Notes (the "Notes") and $6,060,865 aggregate principal amount of 6.70% Asset Backed Certificates (the Certificates"). The Notes and the Certificates have the benefit of a Reserve Account. The Notes and the Certificates were offered for sale to the public pursuant to a Prospectus Supplement dated June 3, 1998 to a Prospectus dated October 29, 1997 (the "Prospectus").

      The Certificates represent an ownership interest in CIT RV Trust 1998-A (the "Trust") and the Notes represent obligations of the Trust. The Trust was created, and the Certificates were issued, pursuant to a Trust Agreement, dated as of June 1, 1998 (the "Trust Agreement"), between the Company and Bankers Trust (Delaware), as owner trustee (the "Owner Trustee"). The Notes were issued pursuant to an Indenture, dated as of June 1, 1998 (the "Indenture"), between the Trust and The First National Bank of Maryland, as Indenture Trustee (the "Indenture Trustee").

      The Trust's only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.

Year 2000 Compliance
--------------------

      The Year 2000 compliance issue arises out of the inability of computers, software and other equipment using microprocessors to recognize and properly process date fields containing a two digit year. Because The CIT Group/Sales Financing, Inc. ("Servicer") is dependent upon the proper functioning of computer systems, failure of its systems or vendor systems to be Year 2000 compliant could have a material adverse effect on the Securityholders. Significant Year 2000 failures in the Servicer's systems or in the systems of third parties (or third parties upon whom they depend) could have a material adverse effect on its financial condition and results of operations. Failure of this kind could, for example, result in problems with collecting or processing payments on the Contracts and payments to Securityholders; incomplete or inaccurate accounting or reporting; and generation of erroneous results.

      The Servicer continues to address the Year 2000 issue as it relates to its systems and business. The Servicer has developed a comprehensive Year 2000 project to remediate its information technology systems and to address Year 2000 issues in its non-information technology systems. The scope of this project includes, among other things, the assessment of "at risk" applications and systems, an assessment of the interdependencies of various systems and the relative importance of each system to the business, the design and execution of required modifications to achieve Year 2000 compliance, and the plans for testing of modifications to verify Year 2000 compliance. The process of remediation includes the following phases: planning, assessing, designing, programming and testing and validation. The Servicer's Year 2000 project is expected to be substantially completed by March 31, 1999.

      The Servicer depends upon the proper functioning of third party computer and non-information technology systems. The Servicer has been communicating with those parties with whom it has important financial, supplier or operational relationships to determine the extent to which those parties are vulnerable to the Year 2000 issue. As part of the process of evaluating its options and attempting to mitigate third party risks, the Servicer is collecting and analyzing information from third parties. It is difficult to predict the effect of such third party non-readiness on its business.

      The Servicer continues to formulate a contingency plan for business continuation in the event of Year 2000 systems failures. The Servicer expects to complete its information technology systems Year 2000 contingency plan by June 30, 1999, and to test this contingency plan thereafter.

      While the Servicer has made and will continue to make certain investments related to the Year 2000 project, the financial impact to the Servicer of such investments has not been, and is not anticipated to be, material to its financial position or results of operations.

      All Year 2000 information provided herein is a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act and is subject to the terms thereof. This Year 2000 information is provided pursuant to securities law requirements and it may not be taken as a form of covenant, warranty, representation or guarantee of any kind.


Item 2.           Properties.
------            ----------

      The property of the Trust primarily includes a pool of simple interest retail installment sale contracts and direct loans secured by the new and used recreation vehicles financed thereby (the "Contracts").

      All of the Contracts were acquired by the Company from The CIT Group/Sales Financing, Inc. ("CITSF") pursuant to the terms of a Purchase Agreement, dated as of June 1, 1998, and sold by the Company to the Trust pursuant to a Sale and Servicing Agreement, dated as of June 1, 1998 (the "Sale and Servicing Agreement"), among the Company, as seller, CITSF, as servicer, and the Trust.

      Information related to the payment on the Contracts by the obligors under the Contracts is set forth in the 1998 Annual Statement of Trust filed as
Exhibit 99.3 to this Annual Report on Form 10-K.


Item 3.           Legal Proceedings.
------            -----------------

      The Registrant knows of no material legal proceeding with respect to or involving the Owner Trustee, the Company or CITSF.


Item 4.           Submission of Matters to a Vote of Security Holders.
------            ---------------------------------------------------

      No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.

                                     PART II


Item 5.           Market for Registrant's Common Equity and Related Stockholder
------            -------------------------------------------------------------
                  Matters.
                  -------

      The Notes are held and delivered in book-entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended.

      As of January 5, 1999, 100% of the Class A-1 Notes were held in the nominee name of Cede & Co. for 4 beneficial owners, 100% of the Class A-2 Notes were held in the nominee name of Cede & Co. for 15 beneficial owners, 100% of the Class A-3 Notes were held in the nominee name of Cede & Co. for 17 beneficial owners, 100% of the Class A-4 Notes were held in the nominee name of Cede & Co. for 28 beneficial owners, 100% of the Class A-5 Notes were held in the nominee name of Cede & Co. for 22 beneficial owners, and 100% of the Class B Notes were held in the nominee name of Cede & Co. for 6 beneficial owners. As of June 1, 1998, six definitive Certificates in the amount of $1,000,000.00 each were held in the name of TFinn & Co, and one definitive Certificate was held in the name of an affiliate of the Company as registered owner.

Item 9.           Changes in and Disagreements with Accountants on Accounting
------            -----------------------------------------------------------
                  and Financial Disclosure.
                  ------------------------

                  None.

                                   PART III

Item 12.          Security Ownership of Certain Beneficial Owners and
-------           ---------------------------------------------------
                  Management.
                  ----------

                  Not Applicable.


                                    PART IV


Item 14.          Exhibits, Financial Statement Schedules, and Reports on
-------           -------------------------------------------------------
                  Form 8-K.
                  --------

                  (a)   Exhibits:


Exhibit Number                       Description
--------------                       -----------

    19 Annual Accountants' Report with respect to the servicing of the contracts by the Servicer, pursuant to the Sale and Servicing Agreement.

    99.1                     Annual Officer's Certificate.

    99.2                     Management's Assertion.

    99.3                     1998 Annual Statement of Trust.

                (b) Reports on Form 8-K:
                    -------------------

                      Current Reports on Form 8-K are filed each month. The reports include as an exhibit, the Monthly Reports to Certificateholders. Current Reports on Form 8-K dated July 15, 1998, August 17, 1998, September 15, 1998, October 15,
                      1998, November 16, 1998, December 15, 1998 and January 15, 1999 were filed with the Securities and Exchange Commission.

                (c), (d)          Omitted.

                                  SIGNATURES
                                  ----------

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       CIT RV Trust 1998-A
                                       (Registrant)

                                       By: The CIT Group/Sales Financing, Inc.,
                                           as Servicer


Dated:  March 31, 1999                 By: /s/ Frank Garcia
                                           --------------------------
                                       Name:    Frank Garcia
                                       Title:   Vice President